Form 10-K/A
period 2006-12-31
Fremont Home Loan Trust 2006-2
filed 2008-01-09
CIK 1358595

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K/A
                                         Amendment No. 2


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



    Fremont Home Loan Trust 2006-2
    (Issuing Entity)

    Financial Asset Securities Corp.
    (Depositor)

  /s/ John Anderson
    John Anderson
   Senior Officer in Charge of Securitization of the Depositor

    Date:      November 27, 2007


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
